Form 10-Q
period 1996-09-30
UNITED AIR SPECIALISTS INC /OH/
filed 1996-11-07
CIK 932985

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ----------------

                                  FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

     For the quarterly period ended September 30, 1996.

                                    OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the transition period from                     to
                                    --------------------  ------------------

                  Commission File No.       0-25140
                                      -------------------

                       UNITED AIR SPECIALISTS, INC.
          (Exact name of registrant as specified in its charter)

Ohio                                                               34-1008092
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

4440 Creek Road
Cincinnati, Ohio                                                       45242
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number, including area code (513) 891-0400

                              Not Applicable
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
The number of shares outstanding as of October 30, 1996 was 2,908,828 shares of common stock, no par value.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                            PAGE NUMBER
                                                            -----------

PART I    FINANCIAL INFORMATION
          ---------------------

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30,
               1996 and June 30, 1996. . . . . . . . . . . . . . 3-4

          Consolidated Statements of Income for the quarter
               ended September 30, 1996 and 1995 . . . . . . . . . 5

          Consolidated Statements of Cash Flows for the
               quarter ended September 30, 1996 and 1995 . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . 7-8

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . . . .  9-11

PART II   OTHER INFORMATION
          -----------------

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .12
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security

               Holders
     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .12-13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                        Item 1.  Financial Statements
                        -----------------------------

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                  (Unaudited)

                                                              September 30,       June 30,
                                                                  1996              1996
                                                                  ----              ----

CURRENT ASSETS:

   Cash                                                        $ 1,193,438     $ 1,441,294
   Accounts receivable, less allowance for doubtful
     accounts of $225,000 at September 30, 1996
     and $250,000 at June 30, 1996                               6,162,919       5,940,014

   Inventories                                                   7,015,293       6,781,477
   Prepaid expenses and other                                      522,847         610,378
   Future tax benefit                                              633,015         633,015
                                                                ----------      ----------
       Total current assets                                     15,527,512      15,406,178
                                                                ----------      ----------

PROPERTY, PLANT AND EQUIPMENT:

   Land and land improvements                                      693,783         686,512
   Buildings and leasehold improvements                          4,737,643       4,616,252
   Machinery, equipment and furniture                            6,904,250       6,819,794
   Autos and trucks                                                892,640         881,625
   Construction in progress                                        169,895          96,264
                                                                ----------      ----------
                                                                13,398,211      13,100,447

   Less: accumulated depreciation and amortization              (7,510,566)     (7,291,150)
                                                                ----------      ----------

                                                                 5,887,645       5,809,297
                                                                ----------      ----------

OTHER ASSETS:

   Intangibles, net of accumulated amortization of $371,200
     at September 30, 1996 and $360,415 at June 30, 1996           391,876         402,661

   Other, net                                                      183,930         433,413
                                                                ----------      ----------

                                                              $ 21,990,963    $ 22,051,549
                                                                ==========      ==========


The accompanying notes are an intergral part of these consolidated balance sheets.

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------
                                 (Unaudited)


                                                                            September 30,       June 30,
                                                                                1996              1996
                                                                              ----------      ----------
CURRENT LIABILITIES:

   Current portion of long-term obligations                                 $    690,817    $    697,477
   Accounts payable                                                            1,997,628       2,078,852
   Accrued expenses                                                            1,638,427       2,418,636
   Accrued payroll                                                               283,201         585,342
   Accrued commissions                                                           285,075         323,754
   Income taxes payable                                                          642,732         519,963
                                                                              ----------      ----------

       Total current liabilities                                               5,537,880       6,624,024
                                                                              ----------      ----------

LONG-TERM OBLIGATIONS, less current portion shown above:

   Industrial Revenue Bonds                                                    2,547,500       2,606,250
   Borrowings under lines of credit                                            4,727,500       3,875,000
   Other                                                                         582,017         651,927
                                                                              ----------      ----------

                                                                               7,857,017       7,133,177
                                                                              ----------      ----------

DEFERRED INCOME TAXES                                                            270,169         270,169
                                                                              ----------      ----------

SHAREHOLDERS' INVESTMENT:

   Common stock, no par value, authorized 4,000,000 shares; 2,908,828 and
     2,912,265 shares outstanding at September 30, 1996 and June 30, 1996,
     respectively; stated at                                                     963,266         963,266

   Retained earnings                                                           7,424,249       7,148,249
   Cumulative translation adjustment                                             (61,618)        (87,336)
                                                                              ----------      ----------

                                                                               8,325,897       8,024,179
                                                                              ----------      ----------

                                                                            $ 21,990,963    $ 22,051,549
                                                                              ==========      ==========

The accompanying notes are an intergral part of these consolidated balance sheets.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                   Three Months Ended
                                    September 30,

                                  1996           1995
                               ---------      ---------
NET SALES                    $ 9,734,991    $ 9,893,348

COST OF SALES                  6,400,550      6,602,971
                               ---------      ---------

   Gross Profit                3,334,441      3,290,377

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES     2,771,998      2,641,952
                               ---------      ---------


   Income from operations        562,443        648,425

OTHER INCOME(EXPENSE):

   Interest expense             (146,361)      (179,689)
   Interest income                 2,328          1,626
   Other                          34,075        (45,409)
                               ---------      ---------

   Income before provision
     for income taxes            452,485        424,953

PROVISION FOR INCOME TAXES       176,485        170,953
                               ---------      ---------

   Net income                  $ 276,000      $ 254,000
                               =========      =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                 3,191,689      3,090,465
                               =========      =========

EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE   $       .09    $       .08
                               =========      =========

The accompanying notes are an intergral part of these consolidated balance sheets.

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                      Three Months Ended
                                                                        September 30,
                                                                      1996         1995
                                                                  ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                      $276,000    $ 254,000
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                  274,736      219,793
     Net increase in receivables                                   (191,434)    (834,574)
     Net increase(decrease) in allowance for doubtful accounts      (25,000)     117,850
     Net increase in inventories                                   (222,295)     (50,878)
     Net decrease in accounts payable                               (82,371)    (401,793)
     Net increase(decrease) in accrued expenses                  (1,000,763)     102,305
     Other                                                          224,892       33,991
                                                                  ---------     --------
       Net cash used in operations                                 (746,235)    (559,306)
                                                                  ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Fixed asset additions                                           (277,741)    (306,701)
   Fixed assets retired                                              62,463       58,334
                                                                  ---------     --------
       Net cash used in investing activities                       (215,278)    (248,367)
                                                                  ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Industrial Revenue Bonds                            (52,500)     (47,500)
   Increase in lines of credit borrowings                           852,500      855,000
   Repayment of foreign notes payable                               (86,061)     (91,941)
   Decrease in long-term obligations                                 (5,056)     (39,868)

   Common stock issued                                                 --         82,572
                                                                  ---------     --------
       Net cash provided by financing activities                    708,883      758,263
                                                                  ---------     --------

       Net decrease in cash                                        (252,630)     (49,410)
   Effect of foreign currency translation adjustment on cash          4,774       (7,917)

CASH, beginning of period                                         1,441,294      816,599
                                                                  ---------     --------
CASH, end of period                                             $ 1,193,438    $ 759,272
                                                                  =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Cash paid for interest                                       $   114,800    $ 182,600
                                                                  =========     ========
   Cash paid for taxes                                          $    16,800    $  21,100
                                                                  =========     ========

The accompanying notes are an intergral part of these consolidated balance sheets.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)  Basis of Presentation
     ---------------------

     The consolidated financial statements included herein have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the results for such periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

(2)  Inventories
     -----------
     Inventories are comprised of the following:

                            September 30,      June 30,
                                1996            1996
                             ---------        ---------
  Raw materials             $3,954,645       $3,806,271
  Work-in-process            2,280,649        2,186,387
  Finished goods               779,999          788,819
                             ---------        ---------
                            $7,015,293       $6,781,477
                            ==========       ==========

(3)  Income Taxes
     ------------

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect.

(4)  Earnings Per Common and Common Equivalent Share
     -----------------------------------------------

     Earnings per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during each period, increased by the effect of dilutive stock options as computed applying the treasury stock method. All data with respect to earnings per common and common equivalent share and weighted average number of shares outstanding have been retroactively adjusted to reflect a five-for-four stock split which became effective on February 2, 1996.

(5)  Pending Merger
     --------------

     On September 24, 1996, the Company announced that it had signed a definitive agreement to merge with CLARCOR Inc., a manufacturer of filtration and packaging products. The Company's Board of Directors has approved the transaction which will involve an exchange of stock. Each share of the Company's stock will be exchanged for .36986 shares of CLARCOR common stock. The exchange rate is subject to adjustment based upon the actual number of the Company's common stock outstanding at the closing. The completion of this transaction is subject to shareholder and regulatory approval.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net sales decreased $158,000, or about 2%, during the three-month period ended September 30, 1996 from the $9,893,000 reported during the three-month period ended September 30, 1995. This decrease is the net effect of a 1% increase in Air Quality Division (AQD) sales and a 12% decrease in Applied Electrostatics Division (AED) sales.

The increase in AQD sales is due primarily to a 39% increase in net sales through the seven company-owned sales and service centers. The Houston center alone saw an increase in business of over 290% due to a large turn-key job and increased service business over the same quarter last year as a result of acquiring a small service business in the Houston area. This increase was partially offset by the German branch which reported a decrease in net sales, expressed in U.S. dollars, of 16%. This decrease is attributable to a 10% decline in volume with the remainder due to the unfavorable foreign exchange impact of a stronger U.S. dollar.

The decrease in AED sales is due primarily to a 21% decrease in the sales of TotalStat(R) high precision electrostatic spraying systems from the same quarter last year. Shipments of TotalStat(R) systems during the first quarter of fiscal 1996 were higher due to working through a significant backlog caused by production delays occurring in fiscal 1995. In fiscal 1997, both a lower backlog and lower levels of new business have caused lower shipments of this product.

The Company's gross profit, as a percentage of net sales, increased during the three-month period ending September 30, 1996 to 34.3% from 33.3% during the three-month period ending Spetember 30, 1995. This increase is due to a favorable shift in sales mix towards the domestic company-owned sales and service centers. The margins at these locations are higher, on average, due to both service revenue and selling directly to the end user. Additionally, both the personal property tax and real estate tax accruals were adjusted downward by a total of $57,000 to better reflect the actual level of these assessments as of September 30, 1996.

Selling, general and administrative expenses increased during the three-month period ended September 30, 1996 by $130,000, or about 5%. This increase is due primarily to selling expenses increasing by $150,000, or about 9%, while general and administrative expenses decreased by $20,000, or about 2%. The increase in selling expenses is due primarily to increases in operating expenses to improve the domestic distribution of our core products. These expenses to date have been primarily spent to recruit and hire new staff in order to manage the various segments of our distribution network.

Lower interest costs are due primarily to the repayment of the UK mortgage during May, 1996.

The Company's effective tax rate of 39.0% for the three-month period ended September 30, 1996 is slightly lower than the effective tax rate of 40.2% for the three-month period ended September 30, 1995. This decrease is due to the effects of tax credits and annual carry-forwards offset by the effects of foreign, state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash of $1,193,000 and working capital of $9,990,000. Trade accounts receivable increased by $223,000, or 4%, while inventories also increased by $234,000, or 3%, as compared to June 30, 1996. The increase in trade accounts receivable is due primarily to delays in the collection of $295,000 from two significant customers associated with the same project. These delays are simply procedural and the cash is expected to be paid early in the second quarter of fiscal 1997. The increase in inventories is primarily due to increasing stocking levels of various sub-components to eliminate "bottlenecks" between various departments in the Cincinnati production facility. These "buffer" stocks are designed to improve the flow of goods through assembly areas in a more orderly fashion. Accounts payable decreased by $81,000, or 4%, relating primarily to the normal cycle of payments. Accrued expenses decreased by $780,000, or 32%, due primarily to the cash payment associated with the settlement of the Quaker/Haas lawsuit in August, 1996.

The Company entered into an agreement with Symix, Inc. in May, 1996 to provide a management information systems software package and related hardware for a total of $890,000. In September, 1996, the Company entered into a sales leaseback agreement with KeyCorp Leasing, Ltd. for approximately $519,000. This lease has been structured as an operating lease. It is expected that the remaining $371,000 of the management information system project will also be financed through an operating lease agreement with KeyCorp Leasing, Ltd. This portion of the financing should be finalized during the second quarter of fiscal 1997.

The Company is still negotiating with Key Bank for a $1 million five-year term loan. The proceeds from this loan will be used to reduce the amount outstanding under the revolving lines of credit in an attempt to better match investment cash inflows and outflows. This facility will increase the Company's borrowing capacity to $7 million. This note is expected to be in place by November 30, 1996.

Cash flows from operations, as well as the Company's existing credit lines, are expected to fund working capital needs over the next 12 months. Currently, the Company's revolving domestic lines of credit are $6,050,000 with $1,268,000 unused as of September 30, 1996.

EFFECTS OF INFLATION

The Company's results of operations have not been significantly affected by inflation during the past three fiscal years. Selling prices for the Company's products have risen slightly while moderate increases in the cost of direct labor and purchased materials generally have been offset by production efficiencies.

MANAGEMENT'S OUTLOOK

Management of the Company is generally optimistic about the prospects for fiscal year 1997. The Company's fiscal 1997 plan currently calls for significant investments to improve the distribution of its core products and to capitalize on various product and market opportunities. In the short term, incremental operating expenses will be recognized to accomplish these objectives.

The Company expects that the effects of such increased expenses will be offset by increased net sales such that operating results for fiscal 1997 will be substantially similar to the results obtained in fiscal 1996. The Company further anticipates that the investments contemplated to be made in fiscal 1997 will improve the Company's operating income in fiscal 1998, although there can be no assurances in this regard.

These statements are forward-looking and involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: the timing of costs relating to stepped-up marketing efforts; the effects of those efforts; the ability to achieve targeted cost savings; a general softening of the economy; competitive factors and pricing pressures; and risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.   Legal Proceedings
          -----------------

          In August, 1996, the Company settled the lawsuit entitled THE QUAKER OATS COMPANY V. FRANZ HAAS MACHINERY OF AMERICA, INCORPORATED V. UNITED AIR SPECIALISTS, INC. This lawsuit arose out of the sale by Franz Haas Machinery of America, Incorporated ("Haas") to The Quaker Oats Company of waffle-making equipment incorporating TotalStat(R) oil-spraying equipment sold by the Company to Haas. The settlement did not have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities - None
          ---------------------

Item 3.   Defaults Upon Securities - Not Applicable
          ------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable
          ---------------------------------------------------

Item 5.   Other Information - Not Applicable
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits -

               27   Financial Data Schedule

          (b)  Reports on Form 8-K -

               On October 3, 1996, the Company filed a Form 8-K announcing the signing of a definitive merger agreement with CUAC, Inc., a wholly-owned subsidiary of CLARCOR Inc., pursuant to which CUAC will merge with and into the Company, with the Company as the surviving corporation. The transaction will be structured as a merger under which CLARCOR Inc. will issue common stock in exchange for each fully diluted share of the Company's stock. It is expected that the transaction will be accounted for as a pooling of interests. After consummation of the merger, the Company will become a subsidiary of CLARCOR Inc. CLARCOR Inc. is a manufacturer and distributor of mobile, industrial and environmental filtration products and consumer packaging products for domestic and international markets.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED AIR SPECIALISTS, INC.

Date:   November 7, 1996             By: /s/ Durwood G. Rorie
     --------------------------        ------------------------------------
                                       Durwood G. Rorie, Jr., President and
                                       Chief Executive Officer

Date:   November 7, 1996            By: /s/ William M. Rehl, III
     --------------------------        ------------------------------------
                                       William M. Rehl, III, V.P.-Finance/
                                       Chief Financial & Accounting Officer