Form 10-Q
period 1996-12-31
UNITED AIR SPECIALISTS INC /OH/
filed 1997-02-14
CIK 932985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended December 31, 1996.

                                        OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                 to
                                      -----------------  ---------------------

                     Commission File No.       0-25140
                                        --------------------

                       UNITED AIR SPECIALISTS, INC.
          (Exact name of registrant as specified in its charter)

Ohio                                                       34-1008092
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

4440 Creek Road
Cincinnati, Ohio                                                   45242
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (513) 891-0400

                              Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        X         No
                                      ------------------  ---------------------

The number of shares outstanding as of February 10, 1997 was 2,920,078 shares of common stock, no par value.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                         PAGE NUMBER
                                                                         -----------
PART I    FINANCIAL INFORMATION
          ---------------------

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31,
               1996 and June 30, 1996 ....................................   3-4

          Consolidated Statements of Income for the three
               and six months ended December 31, 1996
               and 1995 ..................................................     5

          Consolidated Statements of Cash Flows for the
               three and six months ended December 31,
               1996 and 1995 .............................................     6

          Notes to Consolidated Financial Statements .....................   7-9

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ................................................ 10-14

PART II   OTHER INFORMATION
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security
               Holders ................................................... 15-16
     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........................... 16-17

SIGNATURES ...............................................................    18

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                 (Unaudited)

                                                                   December 31,           June 30,
                                                                       1996                 1996
                                                                   ------------         ------------
CURRENT ASSETS:
   Cash                                                            $  1,556,743         $  1,441,294
   Accounts receivable, less allowance for doubtful
     accounts of $200,000 at December 31, 1996
     and $250,000 at June 30, 1996                                    6,082,294            5,940,014
   Inventories                                                        7,020,640            6,781,477
   Prepaid expenses and other                                           424,683              610,378
   Future tax benefit                                                   633,015              633,015
                                                                   ------------         ------------
        Total current assets                                         15,717,375           15,406,178
                                                                   ------------         ------------


PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                                           707,741              686,512
   Buildings and leasehold improvements                               4,855,019            4,616,252
   Machinery, equipment and furniture                                 7,007,731            6,819,794
   Autos and trucks                                                     928,173              881,625
   Construction in progress                                             184,057               96,264
                                                                   ------------         ------------
                                                                     13,682,721           13,100,447

   Less: accumulated depreciation and amortization                   (7,773,873)          (7,291,150)
                                                                   ------------         ------------

                                                                      5,908,848            5,809,297
                                                                   ------------         ------------
OTHER ASSETS:
   Intangibles, net of accumulated amortization of $384,526
     at December 31, 1996 and $360,415 at June 30, 1996                 378,550              402,661
   Other, net                                                           342,255              433,413
                                                                   ------------         ------------
                                                                   $ 22,347,028         $ 22,051,549
                                                                   ============         ============

The accompanying notes are an integral part of these consolidated balance sheets.

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------
                                 (Unaudited)

                                                          December 31,          June 30,
                                                              1996                1996
                                                           -----------        ------------
CURRENT LIABILITIES:
   Current portion of long-term obligations                    916,795             697,477
   Accounts payable                                          2,060,727           2,078,852
   Accrued expenses                                          1,474,319           2,418,636
   Accrued payroll                                             347,096             585,342
   Accrued commissions                                         279,288             323,754
   Income taxes payable                                        745,552             519,963
                                                           -----------        ------------

              Total current liabilities                      5,823,777           6,624,024
                                                           -----------        ------------
LONG-TERM OBLIGATIONS, less current portion
     shown above:
   Industrial Revenue Bonds                                  2,488,750           2,606,250
   Borrowings under lines of credit                          3,800,000           3,875,000
   Other                                                     1,250,831             651,927
                                                           -----------        ------------

                                                             7,539,581           7,133,177
                                                           -----------        ------------

DEFERRED INCOME TAXES                                          270,169             270,169
                                                           -----------        ------------
SHAREHOLDERS' INVESTMENT:
   Common stock, no par value, authorized 4,000,000
     shares; 2,920,078 and 2,912,265 shares
     outstanding at December 31, 1996 and
     June 30, 1996, respectively; stated at                    966,399             963,266
   Retained earnings                                         7,587,493           7,148,249
   Cumulative translation adjustment                           159,609             (87,336)
                                                           -----------        ------------
                                                             8,713,501           8,024,179
                                                           -----------        ------------
                                                           $22,347,028        $ 22,051,549
                                                           ===========        ============

The accompanying notes are an integral part of these consolidated balance sheets.

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                        Three Months Ended                        Six Months Ended
                                          December 31,                               December 31,
                                     1996                 1995                 1996                 1995
                                  -----------         ------------         ------------         ------------
NET SALES                         $ 9,735,299         $ 10,959,182         $ 19,470,290         $ 20,852,530

COST OF SALES                       6,591,838            7,206,883           12,992,388           13,809,854
                                  -----------         ------------         ------------         ------------
   Gross Profit                     3,143,461            3,752,299            6,477,902            7,042,676

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          2,841,100            2,808,128            5,613,098            5,450,080
                                  -----------         ------------         ------------         ------------
   Income from operations             302,361              944,171              864,804            1,592,596

OTHER INCOME(EXPENSE):
   Interest expense                  (155,435)            (172,951)            (299,015)            (352,640)
   Interest income                      6,993                2,057                6,540                3,683
   Other                               79,228             (146,141)             113,303             (191,550)
                                  -----------         ------------         ------------         ------------
   Income before provision
     for income taxes                 233,147              627,136              685,632            1,052,089

PROVISION FOR INCOME TAXES             89,147              250,136              265,632              421,089
                                  -----------         ------------         ------------         ------------
   Net income                     $   144,000         $    377,000         $    420,000         $    631,000
                                  ===========         ============         ============         ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING                      3,187,759            3,122,569            3,186,295            3,109,414
                                  ===========         ============         ============         ============
EARNINGS PER COMMON AND
   COMMON EQUIVALENT
   SHARE                          $       .05         $        .12         $        .13         $        .20
                                  ===========         ============         ============         ============


The accompanying notes are an integral part of these consolidated statements.

                UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flow
                                 (Unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                            1996                1995
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   420,000         $   631,000
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                           471,698             450,572
     Net increase in receivables                                             (28,552)           (579,791)
     Net increase(decrease) in allowance for doubtful accounts               (50,000)            147,300
     Net decrease(increase) in inventories                                  (140,774)             25,981
     Net decrease in accounts payable                                        (32,894)            (90,511)
     Net increase(decrease) in accrued expenses                           (1,023,534)            627,741
     Other                                                                    96,583              45,169
                                                                         -----------         -----------
               Net cash provided by(used in) operations                     (287,473)          1,257,461
                                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset additions                                                    (408,690)           (463,332)
   Fixed assets retired                                                      155,684             118,049
                                                                         -----------         -----------
               Net cash used in investing activities                        (253,006)           (345,283)
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Industrial Revenue Bonds                                    (105,000)            (95,000)
   Decrease in lines of credit                                               (75,000)           (120,000)
   Proceeds from Key Term Loan                                             1,000,000                  --
   Repayment of foreign notes payable                                       (173,381)           (183,777)
   Decrease in long-term obligations                                         (61,037)           (104,715)
   Common stock issued                                                        22,377              85,064
                                                                         -----------         -----------
               Net cash provided by(used in) financing activities            607,959            (418,428)
                                                                         -----------         -----------
               Net increase in cash                                           67,480             493,750

   Effect of foreign currency translation adjustment on cash                  47,968             (12,190)

CASH, beginning of period                                                  1,441,294             816,599
                                                                         -----------         -----------
CASH, end of period                                                      $ 1,556,743         $ 1,298,159
                                                                         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest                                                $   296,900         $   339,100
                                                                         ===========         ===========
   Cash paid for taxes                                                   $    29,600         $    42,200
                                                                         ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

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

(2)  Inventories
     -----------

     Inventories are comprised of the following:

                       December 31,        June 30,
                          1996              1996
                       -----------       ----------
Raw materials          $3,929,685        $3,806,271
Work-in-process         2,351,077         2,186,387
Finished goods            739,878           788,819
                       ----------        ----------
                       $7,020,640        $6,781,477
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

(5)  Pending Merger
     --------------

     On September 24, 1996, the Company announced that it had signed a definitive agreement to merge with CLARCOR Inc., a manufacturer of filtration and packaging products. The Company's Board of Directors has approved the transaction which will involve an exchange of stock. Each share of the Company's stock will be exchanged for .3702116 shares of CLARCOR common stock. The exchange rate is subject to adjustment based upon the number of fully diluted shares of the Company's common stock outstanding at the closing. The completion of this transaction is subject to shareholder and regulatory approval. A special meeting of shareholders will be held on February 14, 1997 at 10:00 a.m. to vote on this matter.

(6)  New Debt Agreements
     -------------------

     On November 15, 1996, the Company entered into both a new revolving credit agreement as well as a new term loan agreement with KeyBank National Association ("Key"). The proceeds from these agreements were used to retire the existing credit lines the Company had with both Key and Star Bank National Association ("Star").

     Under the terms of the new revolving credit agreement, the Company has the right, subject to certain restrictions, to borrow up to $6 million. The agreement allows the Company to fix the interest rate, for a specified amount of the outstanding balance, at the London InterBank Offering Rate (LIBOR) plus 225 basis points. This specified amount must remain fixed for a 30-day period. Currently, the Company has $2.75 million fixed at LIBOR plus 225 basis point rate of 7.8125%. The remaining amount outstanding during the 30-day period carry an interest rate equal to the prime rate, which at December 31, 1996 is 8.25%. There is an annual commitment fee of 3/8% on the unused portions of the line of credit. The Company may borrow, repay and reborrow under this revolving credit agreement at any time. This credit agreement automatically converts into a special two-year term loan if Key notifies the Company at least 30 days in advance of the maturity date of its intention not to extend the maturity date. The current maturity date is November 15, 1997. This revolving credit agreement is unsecured.

     Under the terms of the new term loan agreement, the Company has borrowed $1 million with an agreement to repay the note in quarterly installments of $50,000 plus interest over a five-year period. The final payment is due on August 15, 2001. The interest rate for this agreement is a floating rate equal to LIBOR plus 225 basis points. The rate at December 31, 1996 on this loan is 7.8125%. This loan agreement is also unsecured.

     In connection with these debt agreements, the Company has agreed, among other things, (i) not to exceed certain limits in dividend payments; (2) to maintain certain working capital levels and meet certain financial ratio requirements; (3) not to exceed certain limits in annual capital expenditures; and (4) to limit additional indebtedness.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net sales decreased $1,224,000, or about 11%, during the three-month period ended December 31, 1996 from the $10,960,000 reported during the three-month period ended December 31, 1995. This decrease is the combined effect of a 9% decrease in Air Quality Division (AQD) sales and a 25% decrease in Applied Electrostatics Division (AED) sales. In general, this sales decrease is due primarily to a surge in sales volume during the three-month period ending December 31, 1995. This higher shipment volume was the result of improved production efficiencies at the Cincinnati manufacturing facility leading to a higher rate of shipments as the order backlog was reduced. The current rate of new orders is actually ahead of last year; however, the higher growth rate of new orders in the second quarter of fiscal year 1997 did not exceed the benefit realized from the surge of shipments during the second quarter of fiscal year 1996.

The decrease in AQD sales is also due to general market softness resulting in a decrease in net sales of our domestic engineered air pollution control systems, a decrease in net sales to the Pacific Rim (i.e., primarily Japan), and a decrease in net sales, as expressed in U.S. dollars, of air cleaning equipment in the UK. Additionally, the decrease in UK sales is primarily attributable to the loss of a significant customer. It is anticipated that the loss of this customer will further depress sales in the UK during the remainder of fiscal year 1997. Management expects to offset the majority of these losses through the introduction of the Dust-Hog(R) product line to the European marketplace, further sales increases in domestic AQD, and a new product introduction scheduled for the fourth quarter of fiscal year 1997.

The decrease in AED sales is also due to a 43% decrease in the sales of TotalStat(R) high precision electrostatic spraying systems from the same quarter last year. This decrease is primarily due to both a downturn in foreign sales and a restructuring of the sales department for this product line during the fourth quarter of fiscal year 1996 through the first quarter of fiscal year 1997. The second quarter of fiscal year 1997 has seen increases in the rate of new orders; however, due to the relatively long lead times, shipments of these orders will not begin until midway through the third quarter of fiscal year 1997.

The Company's gross profit, as a percentage of net sales, decreased during the second fiscal quarter of 1997 to 32.3% from 34.2% during the second fiscal quarter of 1996. This decrease is due to an unfavorable shift in sales mix from highly-engineered custom products to less engineered, more standard products. In addition, the sales lease-back of our new turret press was finalized in December 1995. Therefore, about $50,000 of rental payments are included in overhead during the second quarter of fiscal year 1997 as compared to no such costs in the second quarter of fiscal year 1996.

Selling, general and administrative expenses increased during the second fiscal quarter of 1997 by $33,000, or about 1%. This increase is due primarily to selling expenses increasing by $145,000, or about 8%, while general and administrative expenses decreased by $112,000, or about 12%. The increase in selling expenses is due primarily to increases in operating expenses to improve the domestic distribution of our core products. These expenses to date have been primarily spent to hire new staff in order to manage the various segments of our distribution network. The decrease in general and administrative expenses is due primarily to lower provisions for both employee profit sharing and bonus plans due to the lower level of profitability during the three-month period ending December 31, 1996.

Lower interest costs are due primarily to the repayment of the UK mortgage during May, 1996. Other non-operating expense decreased by $225,000 from an expense of $146,000 during the second quarter of fiscal year 1996 to an income of $79,000 in the second quarter of fiscal year 1997. This decrease in operating expense is due primarily to the litigation provisions recorded during the second quarter of fiscal year 1996 of $155,000. No similar provisions or amounts were recorded during the second quarter of fiscal year 1997.

The Company's effective tax rate of 38.2% for the second quarter of fiscal year 1997 is slightly lower than the effective tax rate of 39.9% for the second quarter of fiscal year 1996. This decrease is due to the effects of tax credits and annual carry-forwards offset by the effects of foreign, state and local income taxes.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

Net sales decreased $1,382,000, or about 7%, during the six-month period ended December 31, 1996 from the $20,853,000 reported during the six-month period ended December 31, 1995. This decrease is the combined effect of a 5% decrease in Air Quality Division (AQD) sales and a 20% decrease in Applied Electrostatics Division (AED) sales. In general, this sales decrease is due primarily to a surge in sales volume during the six-month period ending December 31, 1995. This higher shipment volume was the result of improved production efficiencies at the Cincinnati manufacturing facility leading to a higher rate of shipments as the order backlog was reduced. The current rate of new orders is actually ahead of last year; however, the higher growth rate of new orders in the first half of fiscal year 1997 did not exceed the benefit realized from the surge of shipments during the first half of fiscal year 1996.

The decrease in AQD sales is also due to general market softness resulting in a decrease in net sales of our domestic engineered air pollution control systems, a decrease in net sales to the Pacific Rim (i.e., primarily Japan), and a decrease in net sales, as expressed in U.S. dollars, of air cleaning equipment in the UK. Additionally, the decrease in UK sales is primarily attributable to the loss of a significant customer. It is anticipated that the loss of this customer will further depress sales in the UK during the remainder of fiscal year 1997. Management expects to offset the majority of these losses through the introduction of the Dust-Hog(R) product line to the European marketplace, further sales increases in domestic AQD, and a new product introduction scheduled for the fourth quarter of fiscal year 1997. In addition, the German branch reported a decrease in net sales of 10% from the same period last year, attributable primarily to volume.

The decrease in AED sales is also due to a 36% decrease in the sales of TotalStat(R) high precision electrostatic spraying systems from the same period last year. This decrease is primarily due to both a downturn in foreign sales and a restructuring of the sales department for this product line during the fourth quarter of fiscal year 1996 through the first quarter of fiscal year 1997. The six-month period ending December 31, 1996 has seen increases in the rate of new orders; however, due to the relatively long lead times, shipments of these orders will not begin until midway through the third quarter of fiscal year 1997.

The Company's gross profit, as a percentage of net sales, decreased during the six-month period ending December 31, 1996 to 33.3% from 33.8% during the six-month period ending December 31, 1995. This decrease is due to an unfavorable shift in sales mix from highly-engineered custom products to less-engineered, more standard products. In addition, the sales lease-back of our new turret press was finalized in December 1995. Therefore, about $100,000 of rental payments are included in overhead during six-month period ending December 31, 1996 as compared to no such costs in the six-month period ending December 31, 1995.

Selling, general and administrative expenses increased during the six-month period ended December 31, 1996 by $163,000, or about 3%. This increase is due primarily to selling expenses increasing by $295,000, or about 8%, while general and administrative expenses decreased by $132,000, or about 7%. The increase in selling expenses is due primarily to increases in operating expenses to improve the domestic distribution of our core products. These expenses to date have been primarily spent to hire new staff in order to manage the various segments of our distribution network. The decrease in general and administrative expenses is due primarily to lower provisions for both employee profit sharing and bonus plans due to the lower level of profitability during the six-month period ending December 31, 1996.

Lower interest costs are due primarily to the repayment of the UK mortgage during May, 1996. Other non-operating expense decreased by $305,000 from an expense of $192,000 during the six-month period ending December 31, 1995 to an income of $113,000 in the six-month period ending December 31, 1996. This decrease in operating expense is due primarily to the litigation provisions recorded during the six-month period ending December 31, 1995 of $250,000. No similar provisions or amounts were recorded during the six-month period ending December 31, 1996.

The Company's effective tax rate of 38.7% for the six-month period ended December 31, 1996 is slightly lower than the effective tax rate of 40.0% for the six-month period ended December 31, 1995. This decrease is due to the effects of tax credits and annual carry-forwards offset by the effects of foreign, state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash of $1,557,000 and working capital of $9,894,000. Trade accounts receivable increased by $142,000, or 2%, while inventories also increased by $239,000, or 4%, as compared to June 30, 1996. The increase in inventories is primarily due to increasing stocking levels of various sub-components to eliminate "bottlenecks" between various departments in the Cincinnati production facility. These "buffer" stocks are designed to improve the flow of goods through assembly areas in a more orderly fashion. Accounts payable decreased by $18,000, or 1%. Accrued expenses decreased by $944,000, or 39%, due primarily to the cash payment of both the settlement of the Quaker/Haas lawsuit in August, 1996 and the national sales meeting that was held at the end of September, 1996.

The Company entered into an agreement with Symix, Inc. in May, 1996 to provide a management information software package and related hardware for a total of $890,000. In September, 1996, the Company entered into a sales lease-back agreement with KeyCorp Leasing Ltd. for approximately $519,000. In December, 1996, the Company entered into a second sales lease-back agreement with KeyCorp Leasing Ltd. for approximately $181,000. This lease has been structured as an operating lease. It is expected that the remaining $190,000 of the management information system project will also be financed through an operating lease agreement with KeyCorp Leasing, Ltd. This remaining portion is expected to be financed during the third quarter of fiscal year 1997.

In November, 1996, the Company entered into a $6,000,000 revolving line of credit and a $1,000,000 five-year term loan with Key Bank. The proceeds from these loans were used to retire the existing credit lines with Key Bank (formerly Society National Bank) and Star Bank. The $1,000,000 term loan requires quarterly principal payments of $50,000 and carries a floating interest rate of LIBOR (i.e., London InterBank Offering Rate) plus 2.25%. The interest rate at December 31, 1996 was 7.8125%. The revolving line of credit allows the company to fix a portion of the outstanding amount at an interest rate of LIBOR plus 2.25% while the remainder of the outstanding amount has an interest rate set at prime. At December 31, 1996, the Company had $2,750,000 fixed at the LIBOR plus 2.25% rate (or 7.8125%) and $1,050,000 floating at the prime rate of interest (or 8.25%). The unused portion available to the Company under this credit facility was $2,043,000 at December 31, 1996 which has been reduced by outstanding letters of credit of approximately $157,000.

Cash flows from operations, as well as the Company's existing lines of credit, are expected to fund working capital needs over the next twelve months.

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

The Company expects that the effects of such increased expenses will cause operating results for fiscal 1997 to be below the results obtained in fiscal 1996. The Company anticipates, however, that the investments being made in fiscal 1997 will improve both the Company's sales and operating income in fiscal 1998, although there can be no assurances in this regard.

The statements in the preceding two paragraphs and the second and ninth paragraphs of this Management's Discussion and Analysis are forward-looking and involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: the timing of costs relating to stepped-up marketing efforts; the effects of those efforts; the ability to achieve targeted cost savings; a general softening of the economy; competitive factors and pricing pressures; and risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

               UNITED AIR SPECIALISTS, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.   Legal Proceedings - Not Applicable
          -----------------

Item 2.   Changes in Securities - Not Applicable
          ---------------------

Item 3.   Defaults Upon Securities - Not Applicable
          ------------------------

Item 4.   Submission of Matters to a Vote of Security Holders -
          ---------------------------------------------------

          (a) The 1996 Annual Meeting of Shareholders of United Air Specialists, Inc. (the "Meeting") was held on November 13, 1996. The holders of 2,351,464 shares of the Company's 2,912,265 then outstanding shares of common stock (approximately 81%) were present at the Meeting in person or by proxy.

          (b) At such Meeting, the following five individuals were duly nominated and properly elected as Directors of the Company to serve until the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified - D. G. Rorie, Jr., W.
               A. Cheney, William Tillinghast, David F. Herche and George T. Rehfeldt. The number of votes cast for, against and withheld with respect to each nominee for office, as well as broker non-votes, are indicated below:

                    D. G. Rorie:
                    ------------

                    Voting For Director           2,347,133  Shares
                    Exception Votes                      -0- Shares
                    Votes Withheld                    4,331  Shares
                    Broker Non-Votes                     -0- Shares

                    William A. Cheney:
                    ------------------

                    Voting For Director           2,347,133  Shares
                    Exception Votes                      -0- Shares
                    Votes Withheld                    4,331  Shares
                    Broker Non-Votes                     -0- Shares

                    William Tillinghast:
                    --------------------

                    Voting For Director           2,347,133  Shares
                    Exception Votes                      -0- Shares
                    Votes Withheld                    4,331  Shares
                    Broker Non-Votes                     -0- Shares

                    David F. Herche:
                    ----------------

                    Voting For Director           2,347,133  Shares
                    Exception Votes                      -0- Shares
                    Votes Withheld                    4,331  Shares
                    Broker Non-Votes                     -0- Shares

                    George T. Rehfeldt:
                    -------------------

                    Voting For Director           2,347,133  Shares
                    Exception Votes                      -0- Shares
                    Votes Withheld                    4,331  Shares
                    Broker Non-Votes                     -0- Shares

          (c) At such Meeting, a proposal to ratify the appointment of the firm of Arthur Andersen LLP to serve as independent auditors for the Company for fiscal year 1997 was approved. The number of votes cast for, against and to abstain, as well as broker non-votes, are indicated below:

                    Voting For Arthur Andersen    2,348,608  Shares
                    Against                             750  Shares
                    Abstain                           2,106  Shares
                    Broker Non-Votes                     -0- Shares

Item 5.   Other Information - Not Applicable
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits -

               10.1(1) Amended and Restated Promissory Note of the Company to KeyBank National Association dated as of November 15, 1996 in the principal amount of $1,000,000

               10.1(2) Amended and Restated Promissory Note of the Company to KeyBank National Association dated as of November 15, 1996 in the principal amount of $6,000,000

               10.1(3) Amended and Restated Loan Agreement between the Company and KeyBank National Association dated as of November 15, 1996

               10.1(4) Amendment No. 5 dated as of November 15, 1996 between the Company and KeyBank National Association

               10.1(5) Amendment No. 1 dated as of November 15, 1996 between United Air Specialists, Inc.-Deutschland Branch and KeyBank National Association

               27        Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED AIR SPECIALISTS, INC.

Date:  February 14, 1997               By: /s/ Durwood G. Rorie, Jr.
     ---------------------                ------------------------------------
                                          Durwood G. Rorie, Jr., President and
                                          Chief Executive Officer

Date:  February 14, 1997               By: /s/ William M. Rehl, III
     ---------------------                ------------------------------------
                                          William M. Rehl, III, V.P.-Finance/
                                          Chief Financial & Accounting Officer

                             INDEX TO EXHIBITS

                                                               Sequentially
                                                                 Numbered
Exhibit No.                 Description                            Page
-----------                 -----------                            ----

10.1           1)   Amended and Restated Promissory Note
                    of the Company to KeyBank National
                    Association dated as of November 15,
                    1996 in the principal amount of
                    $1,000,000

               2)   Amended and Restated Promissory Note
                    of the Company to KeyBank National
                    Association dated as of November 15,
                    1996 in the principal amount of
                    $6,000,000

               3)   Amended and Restated Loan Agreement
                    between the Company and KeyBank
                    National Association dated as of
                    November 15, 1996

               4)   Amendment No. 5 dated as of November
                    15, 1996 between the Company and
                    KeyBank National Association

               5)   Amendment No. 1 dated as of November
                    15, 1996 between United Air
                    Specialists, Inc.-Deutschland Branch
                    and KeyBank National Association

27             Financial Data Schedule